Form 10-K
period 2006-12-31
Lehman XS Trust 2006-5
filed 2007-03-30
CIK 1356488

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006
                          -----------------------------------------------

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    --------------------

Commission file number  333-127589-40
                      -------------------


                          Lehman XS Trust 2006-5
-------------------------------------------------------------------------
          (Exact name of issuing entity as specified in its charter)

          Structured Asset Securities Corporation (depositor)
-------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                     Lehman Brothers Holdings Inc.
-------------------------------------------------------------------------
          (Exact name of sponsor as specified in its charter)

         Delaware                                   74-2440850
------------------------------          ---------------------------------
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                   Identification No.)

745 Seventh Avenue, 7th Floor, New York, N.Y.                   10019
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code (212)-526-7000
                                                  -----------------------

Securities registered pursuant to Section 12(b) of the Act:   NONE.



Securities registered pursuant to section 12(g) of the Act:  NONE.



Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                      Yes  [  ]                  No   [X]


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                      Yes  [  ]                  No   [X]


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  [X]                  No   [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.     X
                                                           -------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer     Non-accelerated filer X
                       ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                      Yes                       No    X
                          -------                  -------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2006.

Not applicable.



                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders;
(2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None


                                    PART I


Item 1. Business.

Not Applicable.


Item 1A. Risk Factors.

Not Applicable.


Item 1B. Unresolved Staff Comments.

Not Applicable.


Item 2. Properties.

Not Applicable.


Item 3. Legal Proceedings.

Not Applicable.


Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.



                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not Applicable.


Item 6. Selected Financial Data.

Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Not Applicable.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.


Item 8. Financial Statements and Supplementary Data.

Not Applicable.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.


Item 9A. Controls and Procedures.

Not Applicable.


Item 9A(T). Controls and Procedures.

Not Applicable.


Item 9B. Other Information.

None.


                                     PART III

Item 10. Directors, Executive Officers and Corporate.

Not Applicable.


Item 11. Executive Compensation.

Not Applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not Applicable.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not Applicable.


Item 14. Principal Accounting Fees and Services.

Not Applicable.


                                 PART IV
        ADDITIONAL ITEMS required by General Instruction J


Item 1112(b) of Regulation AB. Significant Obligor Financial Information

   None.


Item 1114(b)(2) and Item 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.

   None.


Item 1117 of Regulation AB.  Legal Proceedings.

   None.


Item 1119 of Regulation AB. Affiliation and Certain Relationships and Related Transactions.

Information required by Item 1119 has been omitted from this annual report on Form 10-K because it is substantially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-k.


Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

    See item 15 exhibits (33) and (34)


Item 1123 of Regulation AB, Servicer Compliance Statement.

    See item 15 exhibit (35)



Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits

      (4) Trust Agreement dated as of March 1, 2006, among Structured Asset Securities Corporation, as Depositor, Citibank, N.A., as Trustee and Aurora Loan Services LLC, as Master Servicer (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 17, 2006).

      (10)  Incorporated by reference at Exhibit (4).

      (31)  302 Sarbanes-Oxley Certification.

      (33) Item 1122(a) Reports on assessment of compliance with servicing criteria for asset backed securities.
            (a)  Aurora Loan Services LLC, as Master Servicer
            (b)  Aurora Loan Services LLC, as Servicer
            (c)  Citibank, N.A., as Trustee and Paying Agent
            (d)  Deutsche Bank National Trust Company, as Custodian
            (e)  LaSalle Bank National Association, as Custodian
            (f)  U.S. Bank National Association, as Custodian
            (g)  Wells Fargo Bank, N.A., as Custodian
            (h) First American Real Estate Solutions of Texas LP, as sub-contractor for Aurora Loan Services LLC
            (i) Newport Management Corporation, as sub-contractor for Aurora Loan Services LLC

      (34) Item 1122(b) Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities.
            (a)  Aurora Loan Services LLC, as Master Servicer
            (b)  Aurora Loan Services LLC, as Servicer
            (c)  Citibank, N.A., as Trustee and Paying Agent
            (d)  Deutsche Bank National Trust Company, as Custodian
            (e)  LaSalle Bank National Association, as Custodian
            (f)  U.S. Bank National Association, as Custodian
            (g)  Wells Fargo Bank, N.A., as Custodian
            (h) First American Real Estate Solutions of Texas LP, as sub-contractor for Aurora Loan Services LLC
            (i) Newport Management Corporation, as sub-contractor for Aurora Loan Services LLC

      (35)  Servicer Compliance Statement.
            (a)  Aurora Loan Services LLC, as Master Servicer
            (b)  Aurora Loan Services LLC, as Servicer



  (b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index above.

  (c) Not Applicable.









                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Issuing Entity)   Lehman XS Trust 2006-5
                -------------------------------------------------------------

By : /s/ E. Todd Whittemore
    --------------------------------------------------------
         E. Todd Whittemore
         Executive Vice President
         Aurora Loan Services LLC as Master Servicer

Date:    March 30, 2007


Exhibit Index

Exhibit No.

      (4) Trust Agreement dated as of March 1, 2006, among Structured Asset Securities Corporation, as Depositor, Citibank, N.A., as Trustee and Aurora Loan Services LLC, as Master Servicer (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 17, 2006).

      (10)  Incorporated by reference at Exhibit (4).

      (31)  302 Sarbanes-Oxley Certification.

      (33) Item 1122(a) Reports on assessment of compliance with servicing criteria for asset backed securities.
            (a)  Aurora Loan Services LLC, as Master Servicer
            (b)  Aurora Loan Services LLC, as Servicer
            (c)  Citibank, N.A., as Trustee and Paying Agent
            (d)  Deutsche Bank National Trust Company, as Custodian
            (e)  LaSalle Bank National Association, as Custodian
            (f)  U.S. Bank National Association, as Custodian
            (g)  Wells Fargo Bank, N.A., as Custodian
            (h) First American Real Estate Solutions of Texas LP, as sub-contractor for Aurora Loan Services LLC
            (i) Newport Management Corporation, as sub-contractor for Aurora Loan Services LLC

      (34) Item 1122(b) Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities.
            (a)  Aurora Loan Services LLC, as Master Servicer
            (b)  Aurora Loan Services LLC, as Servicer
            (c)  Citibank, N.A., as Trustee and Paying Agent
            (d)  Deutsche Bank National Trust Company, as Custodian
            (e)  LaSalle Bank National Association, as Custodian
            (f)  U.S. Bank National Association, as Custodian
            (g)  Wells Fargo Bank, N.A., as Custodian
            (h) First American Real Estate Solutions of Texas LP, as sub-contractor for Aurora Loan Services LLC
            (i) Newport Management Corporation, as sub-contractor for Aurora Loan Services LLC

      (35)  Servicer Compliance Statement.
            (a)  Aurora Loan Services LLC, as Master Servicer
            (b)  Aurora Loan Services LLC, as Servicer


Ex-31  302 Sarbanes-Oxley Certification


  I, E. Todd Whittemore, certify that:

   1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Lehman XS Trust 2006-5, (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
Citibank, N.A., as Trustee and Paying Agent; Deutsche Bank National Trust Company, as Custodian; LaSalle Bank National Association, as Custodian;
U.S. Bank National Association, as Custodian; Wells Fargo Bank, N.A., as Custodian; First American Real Estate Solutions of Texas LP, as sub-contractor for Aurora Loan Services LLC; Newport Management Corporation, as sub-contractor for Aurora Loan Services LLC.


     Dated:    March 30, 2007

By : /s/ E. Todd Whittemore
    --------------------------------------------------------
         E. Todd Whittemore
         Executive Vice President



Ex-33 (a)


Ex-33 (b)


Ex-33 (c)


Ex-33 (d)


Ex-33 (e)


Ex-33 (f)


Ex-33 (g)


Ex-33 (h)


Ex-33 (i)


Ex-34 (a)


Ex-34 (b)


Ex-34 (c)


Ex-34 (d)


Ex-34 (e)


Ex-34 (f)


Ex-34 (g)


Ex-34 (h)


Ex-34 (i)


Ex-35 (a)


Ex-35 (b)